Form 10-K405
period 2000-12-31
FIRST SECURITY AUTO OWNER TRUST 2000-1
filed 2001-03-23
CIK 1116593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                      December 31, 2000
Commission File Number                                              333-36730-01

                   FIRST SECURITY AUTO OWNER TRUST 2000-1
            (Exact name of registrant as specified in its charter)
State of incorporation                                                  Delaware
I.R.S. Employer Identification No.                                    87-6248687
Address of principal executive offices             79 South Main, P.O. Box 30006
                                                            Salt Lake City, Utah
Zip Code                                                              84130-0006
Registrant's telephone number, including area code                (801) 246-5891

   Securities registered pursuant to section 12(b) of the Act:
      None.

   Securities registered pursuant to Section 12(g) of the Act:
      None.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

   The registrant is a trust with no voting securities outstanding.

   This Annual Report on Form 10-K is filed by First Security Bank, N.A. (the
Bank) on behalf of the First Security Auto Owner Trust 2000-1 (the Trust) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission contained in a letter dated March 21, 1989 and made orally to the Bank's counsel in response to the Bank's requests for exemptive relief from such reporting requirements.

Part I

Item 1. Business
   The Trust has as its only assets a pool of motor vehicle instalment sales contracts and instalment loans (the loan pool) originated by the Bank. At the origination date of the Trust, the loan pool totaled $1,510,930,000.

   Interests in the Trust are divided into: Class A-1 Certificates, which constituted 17.41% of the total loan pool at origination; Class A-2 Certificates, which constituted 32.63% of the total loan pool at origination; Class A-3 Certificates, which constituted 23.69% of the total loan pool at origination; Class A-4 Certificates, which constituted 21.27% of the total loan pool at origination; and Class B Certificates, which constituted 5.00%.

Item 2. Properties
   The Trust was created pursuant to a Pooling and Servicing Agreement (the Agreement) dated ?, 2000, among the Bank and The Chase Manhattan Bank (the Trustee). The Trust is the owner of receivables and related motor vehicle collateral generated in connection with credit extensions to purchasers of such motor vehicles, primarily passenger cars and light trucks.

   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 2000.

First Security Auto Owner Trust 2000-1
Annual Summary of Monthly Statements to Noteholders
Servicer:  First Security Bank, N.A.

For the Period May 24, 2000 Through December 23, 2000

                                                                        Totals

(i)  Principal Distribution                                     307,189,148.27
          Class A-1  Amount                                     263,000,000.00
          Class A-2  Amount                                      44,189,148.27
          Class A-3  Amount                                                -
          Class A-4  Amount                                                -
          Class B Amount                                                   -
(ii)  Interest Distribution                                      54,602,694.36
          Class A-1  Amount                                       4,461,275.73
          Class A-2  Amount                                      19,487,878.13
          Class A-3  Amount                                      14,373,700.00
          Class A-4  Amount                                      13,076,910.00
          Class B Amount                                          3,202,930.50

(iii)  Yield Supplement Amount                                    1,152,292.66
(iv)  Basic Servicing Fee                                         8,018,851.42
(v)  Outstanding Advances(end of preceding collection period)       275,570.75
(vi) Aggregate Receivables(end of preceding collection period)1,242,109,688.43

(vii)  Class A-1 Note Balance (end of Collection Period)                   -
       Class A-1 Pool Factor (end of Collection Period)                    -
       Class A-2 Note Balance (end of Collection Period)        448,810,851.73
       Class A-2 Pool Factor (end of Collection Period)              0.9103668
       Class A-3 Note Balance (end of Collection Period)        358,000,000.00
       Class A-3 Pool Factor (end of Collection Period)              1.0000000

       Class A-4 Note Balance (end of Collection Period)        321,300,000.00
       Class A-4 Pool Factor (end of Collection Period)              1.0000000
       Class B Note Balance (end of Collection Period)           75,630,000.00
       Class B Pool Factor (end of Collection Period)                1.0000000

      Total Pool Balance (end of Collection Period)           1,203,740,851.73

(viii)  Realized Losses                                           7,129,060.37
(ix)   Noteholders Interest Carryover Shortfall                            -
         Noteholders Principal Carryover Shortfall                         -
(x)  Aggregate Purchase Amount of Receivables Repurchased by
       the Sellers or Purchased by Servicers                               -

(xi)  Reserve Account Balance                                    63,196,394.72
       Average Delinquency Ratio                                        0.5160%
       Average Net Loss Ratio                                           1.4290%
       Specified Reserve Account Balance                         63,196,394.72

(xii)  Remaining Receivables Percentage                                  87.58%
(xiii)  Reduced Letter of Credit                                           -

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificate Holders during 2000 were all paid in full and on time.

   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including: the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 2000:
                                       Contracts            Amounts
Type                                     #       %               $      %
-----------------------------        -----   -----   -------------  -----
(i)       30 - 59 Days Delinquent    1,093   1.22%   15,893,578.54  1.32%
(ii)      60 - 89 Days Delinquent      336   0.37%    4,690,037.33  0.39%
(iii)     90 or More Days Delinquent   141   0.15%    2,046,203.86  0.17%
Total 30 or More Days Delinquent     1,570   1.74%   22,629,819.73  1.88%
Cumulative Aggregate Net Losses                       5,501,635.47  0.36%

Item 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 2000 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Noteholders in 2000.

Part II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters
   The holder of record of all the Notes as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Notes are not listed on any exchange.

Item 6. Selected Financial Data
   Omitted Per No-Action Letter dated March 21, 1989.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
   Omitted per No-Action Letter dated March 21, 1989.

Item 8. Financial Statements and Supplementary Data
   Omitted per No-Action Letter dated March 21, 1989.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   None.

Part III

Item 10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.

Item 11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Notes as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

Item 13. Certain Relationships and Related Transactions
   There have been no transactions during 2000 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.

   During 2000, the Bank received a total of $8,018,851 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000 for the first full year and $4,000 each year thereafter.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a) Exhibit Index
      1.1, Form of Underwriting Agreement (Ex. 1.1 to the Trust's Registration
        Statement on Form S-3, Reg. No. 333-36730, incorporated by reference.) 4.1, Form of Indenture between the Owner Trustee and the Indenture
        Trustee, including the form of Notes as exhibits thereto, (Ex. 4.1 to the Trust's Registration Statement on Form S-3, Reg. No. 333-36730, incorporated by reference.)
      4.2, Form of Trust Agreement between First Security Bank, N.A. and the
        Owner Trustee, including the form of Notes as exhibits thereto, (Ex. 4.2 to the Trust's Registration Statement on Form S-3, Reg. No. 333-36730, incorporated by reference.)
      4.3, Form of Trust Sale and Servicing Agreement between First Security
        Bank, N.A. and the Trust (Ex. 4.3 to the Trust's Registration Statement on Form S-3, Reg. No. 333-36730, incorporated by reference.)
      4.4, Form of Administration Agreement (Ex. 4.4 to the Trust's
        Registration Statement on Form S-3, Reg. No. 333-36730, incorporated by reference.)
      99, Officer's Certificate
   (b) Financial Statement Schedules and Reports on Form 8-K
      In lieu of audited financial statements, the Registrant issues a monthly Statement to Certificate Holders report containing aggregate financial data for each month that the Trust was in operation. These are reported on Form 8-K. These reports are not audited.

Signatures

   Because the Trust has no directors or individual trustees, and because the Bank is merely the originator and servicer of the Trust, the Annual Report on Form 10-K will not be signed by a majority of the directors of the Bank or by any individuals other than an authorized officer of the Bank.

SIGNATURES

FIRST SECURITY AUTO OWNER TRUST 2000-1
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed for and on its behalf by the undersigned, thereunto duly authorized.

FIRST SECURITY AUTO OWNER TRUST 2000-1

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)



/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer

Exhibit 99
FIRST SECURITY AUTO OWNER TRUST 2000-1
OFFICER'S CERTIFICATE

Patricia Russo
Vice President
The Chase Manhattan Bank
Capital Markets Fiduciary Services
450 West 33rd Street, 14th Floor
New York, New York 10001-2697

Dear Ms. Russo:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated June 16, 2000 for the First Security Auto Owner Trust 2000-1.
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of May 24, 2000 Through December
23, 2000 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,



/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer