Form 10-K
period 2001-12-31
FIRST SECURITY AUTO OWNER TRUST 2000-1
filed 2002-03-29
CIK 1116593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----  -------

Commission file number 333-36730-01
                       ------------

                     First Security Auto Owner Trust 2000-1
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                      87-6248687
-------------------------------               ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

        79 South Main
        P.O. Box 30006
        Salt Lake City, Utah                                84130
----------------------------------------      ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (801) 246-8389
                                                      --------------

        Securities registered pursuant to Section 12 (b) of the Act: None
                                                                     ----

        Securities registered pursuant to Section 12 (g) of the Act: None
                                                                     ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable
                                                  --------------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: Not applicable
                                                   --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    *   *   *

         This Annual Report on Form 10-K (the "Report") is filed with respect to First Security Auto Owner Trust 2000-1 (the "Trust"), a Delaware business trust formed pursuant to a Trust Agreement, dated as of June 29, 2000 (the "Trust Agreement"), between Wells Fargo Bank, N.A., as successor to First Security Bank, N.A. (referred to herein as the "Bank"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The only business of the Trust is the collection and distribution of payments on motor vehicle installment sales contracts and installment loans in the manner described in the Registration Statement on Form S-3 (File No. 333-70003). The Trust issued $1,510,930,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the "Notes") pursuant to an Indenture, dated as of June 29, 2000 (the "Indenture"), between the Trust and Chase Manhattan Bank, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to First Security Bank, N.A. and to other companies in similar circumstances, as well as on responses of the SEC made orally to counsel to First Security Bank, N.A.

PART I


ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Indenture Trustee, the Owner Trustee, or the Bank was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Bank aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of noteholders, and no noteholder consent was solicited during the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established trading market for the Notes issued by the Trust.

         (b) As of December 31, 2001, there were less than 300 holders of record of all classes of Notes.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

         (1)  Not applicable.

         (2)  Not applicable.

         (3)  The required exhibits are as follows:

         Exhibit
         Number                  Document Description
         ------                  --------------------

         4.1 Indenture between First Security Auto Owner Trust 2000-1, as issuer, and Chase Manhattan Bank, as indenture trustee, dated as of June 29, 2000.*

         4.2 Trust Agreement between Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as seller and servicer, and Wilmington Trust Company, as owner trustee dated as of June 29, 2000.**

         10.1 Sale and Servicing Agreement among Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as seller and servicer, First Security Auto Owner Trust 2000-1, as issuer, and Chase Manhattan Bank, as indenture trustee, dated as of June 29, 2000.**

         10.2 Administration Agreement between First Security Auto Owner Trust 2000-1 and Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as administrator, dated as of June 29, 2000.**

         99.1  Monthly Servicer's Reports

         99.2  Independent Accountant's Report

         99.3  Management Representation Letter and Assertion

         --------------
         * Incorporated herein by reference to Exhibit 99 to the Current Report on Form 8-K of First Security Auto Owner Trust 2000-1 filed July 3, 2000 ** .Incorporated herein by reference to the Registration Statement on Form S-3 (No. 333-36730) of First Security Bank, N.A..

(b)  None.

(c)  See paragraph (a)(3) above.

(d)  Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to noteholders.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First Security Auto Owner Trust 2000-1

                                  By:  Wells Fargo Bank, N.A.,
                                       successor to First Security Bank, N.A.,
                                       as Servicer+


Date:  March 29, 2002             By: /s/ Paul Tsang
                                     ------------------------------------------
                                     Name:  Paul Tsang
                                     Title: Vice President

--------
+ This Report is being filed by the Servicer on behalf of the Trust. The Trust does not have any officers or directors.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DOCUMENT DESCRIPTION
-------                       --------------------

4.1 Indenture between First Security Auto Owner Trust 2000-1, as issuer, and Bankers Trust Company, as indenture trustee, dated as of June 29, 1999.*

4.2 Trust Agreement between Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as seller and servicer, and Wilmington Trust Company, as owner trustee dated as of June 29, 1999.**

10.1 Sale and Servicing Agreement among Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as seller and servicer, First Security Auto Owner Trust 2000-1, as issuer, and Bankers Trust Company, as indenture trustee, dated as of June 29, 1999.**

10.2 Administration Agreement between First Security Auto Owner Trust 2000-1 and Wells Fargo Bank, N.A., successor to First Security Bank, N.A., as administrator, dated as of June 29, 1999.**

99.1          Monthly Servicer's Reports

99.2          Independent Accountant's Report

99.3          Management Representation Letter and Assertion

--------------
* Incorporated herein by reference to Exhibit 99 to the Current Report on Form 8-K of First Security Auto Owner Trust 2000-1 filed July 3, 2000.
** Incorporated herein by reference to the Registration Statement on Form S-3 (No. 333-36730) of First Security Bank, N.A.